Form 10QSB
period 1999-09-30
HATHAWAY CORP/
filed 2000-04-12
CIK 1093288

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            ______________________

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1999

                        Commission File Number 0-27283

                              THE HATHAWAY CORP.
            (Exact name of registrant as specified in its charter)


            Nevada                             11-3499177
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)


         c/o Maureen Abato, 2732 East 21tstStreet, Brooklyn, NY 11235
                   (Address of principal executive offices)
                                  (Zip Code)

                                (718) 769-4021
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            ____Yes        __X_ No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding as of April 10, 1999
         Common Stock                       1,015,000

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              THE HATHAWAY CORP.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS

                                    ASSETS

                                   September 30, December 31,
                                        1999         1998
                                    ___________  ___________
CURRENT ASSETS:
  Cash held by shareholder           $    6,636   $        -
                                    ___________  ___________
        Total Current Assets              6,636            -
                                    ___________  ___________

OTHER ASSETS:
  Organizational costs, net                   -        1,000
                                    ___________  ___________
        Total Other Assets                    -        1,000
                                    ___________  ___________
                                     $    6,636   $    1,000
                                    ___________  ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $        -   $        -
                                    ___________  ___________
        Total Current Liabilities             -            -
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   1,015,000 and 1,000,000
   shares issued and outstanding,         1,015        1,000
   respectively
  Capital in excess of par value         13,320            -
  Deficit accumulated during the
    development stage                    (7,699)           -
                                    ___________  ___________
        Total Stockholders' Equity        6,636        1,000
                                    ___________  ___________
                                     $    6,636   $    1,000
                                    ___________  ___________

NOTE:   The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.

  The accompanying notes are an integral part of these financial statements.

                              THE HATHAWAY CORP.
                         [A Development Stage Company]


                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                For the Three     For the Nine    From Inception
                                Months Ended      Months Ended       on July 9,
                                September 30,     September 30,    1998 Through
                              _________________ _________________  September 30,
                                1999     1998     1999     1998        1999
                              ________ ________ ________ ________ ______________
REVENUE                       $     -  $     -  $     -  $     -    $      -
                              ________ ________ ________ ________ ______________

EXPENSES:
  General and administrative    5,050        -    6,699        -       6,699
                              ________ ________ ________ ________ ______________
LOSS FROM OPERATIONS BEFORE
  BEFORE INCOME TAXES          (5,050)       -   (6,699)       -      (6,699)

CURRENT TAX EXPENSE                 -        -        -        -           -

DEFERRED TAX EXPENSE                -        -        -        -           -
                              ________ ________ ________ ________ ______________
LOSS FROM CONTINUING
  OPERATIONS BEFORE
  CHANGE IN ACCOUNTING
  PRINCIPLE                    (5,050)       -   (6,699)       -      (6,699)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                    (1,000)       -   (1,000)       -      (1,000)
                              ________ ________ ________ ________ ______________

NET LOSS                      $(6,050) $     -  $(7,699) $     -    $ (7,699)
                              ________ ________ ________ ________ ______________
LOSS PER COMMON SHARE:
  Continuing operations       $  (.01) $     -  $  (.01) $     -    $   (.01)
  Cumulative effect of
   change in accounting
   principle                     (.00)       -     (.00)       -        (.00)
                              ________ ________ ________ ________ ______________
NET LOSS PER COMMON SHARE     $  (.01) $     -  $  (.01) $     -    $   (.01)
                              ________ ________ ________ ________ ______________




  The accompanying notes are an integral part of these financial statements.

                              THE HATHAWAY CORP.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                               For the Nine     From Inception
                                               Months Ended       on July 9,
                                               September 30,     1998 Through
                                            ___________________  September 30,
                                               1999     1998         1999
                                            _________ _________ ______________

Cash Flows (Used)  by Operating Activities:
  Net loss                                  $ (7,699) $      -     $ (7,699)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Effect of change in accounting
     principle                                 1,000         -        1,000
    Changes in assets and liabilities:
                                                   -         -            -
                                            _________ _________ ______________
        Net Cash (Used) by Operating
          Activities                          (6,699)        -       (6,699)
                                            _________ _________ ______________
Cash Flows (Used) by Investing Activities:
        Net Cash (Used) by Investing
         Activities                                -         -            -
                                            _________ _________ ______________
Cash Flows Provided by Financing Activities:
  Proceeds from common stock issuance         15,000         -       15,000
  Payment of stock offering costs             (1,665)        -       (1,665)
                                            _________ _________ ______________
        Net Cash Provided by Financing
         Activities                           13,335         -       13,335
                                            _________ _________ ______________
Net Increase in Cash                           6,636         -        6,636

Cash at Beginning of Period                        -         -            -
                                            _________ _________ ______________
Cash at End of Period                       $  6,636  $      -     $  6,636
                                            _________ _________ ______________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                $      -  $      -     $      -
    Income taxes                            $      -  $      -     $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Period Ended September 30, 1999
     The Company expensed its organizational costs of $1,000 in accordance with Statement of Position 98-5.

  For the Period Ended September 30, 1998
     Incorporation expenses of $1,000 were paid by a shareholder in exchange for 1,000,000 shares of common stock.






  The accompanying notes are an integral part of these financial statements.

                              THE HATHAWAY CORP.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Hathaway Corp. (the Company) was organized under the laws of the State of Nevada on July 9,1998. It intends to develop and operate a handyman business. The services will include home repair, light construction, carpentry, furniture moving, picture and mirror hanging, yard work, and other related services.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

  Organization Costs - The Company has expensed its organization costs, which reflect amounts expended to organize the Company, in accordance with the Financial Accounting Standards Board's Statement of Position 98-5.

  Advertising Costs - The Company expenses its advertising costs as incurred.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". [See Note 7]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

NOTE 2 - CASH

  The Company's attorney (a significant shareholder) currently holds cash in the amount of $6,636, belonging to the Company in a non-interest bearing and non-insured account.

                              THE HATHAWAY CORP.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - DEVELOPMENT STAGE COMPANY

  The  Company  was  formed with a  specific business  plan.   However,  the
  possibility exists that the Company could expend virtually all of its working capital in a relatively short time period and may not be successful in establishing on-going profitable operations.

NOTE 4 - CAPITAL STOCK

  Common Stock - On July 9, 1998, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock to its attorney for providing services related to the organization of the Company valued at $1,000.

  In July 1999, the Company issued 15,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $15,000 (or $1.00 per share). Offering costs in the amount of $1,665 have been netted against the proceeds of the offering in capital in excess of par value.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Professional Services - A shareholder of the Company provides professional, legal and managerial services to the Company.

NOTE 6- INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 1999, the Company has available unused operating loss carryforwards of approximately $7,000, which may be applied against future taxable income and which expire in 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,400 and $0 as of September 30, 1999 and December 31, 1998, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $2,400 for the nine months ended September 30, 1999.

                              THE HATHAWAY CORP.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended September 30, 1999 and 1998:



                                               For the Nine     From Inception
                                               Months Ended       on July 9,
                                               September 30,     1998 Through
                                            ___________________  September 30,
                                               1999     1998         1999
                                            _________ _________ ______________
  Loss from continuing operations
   available to common shareholders
   (numerator)                              $ (7,699) $      -     $ (7,699)
                                            _________ _________ ______________
  Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator)                            1,005,000 1,000,000   1,003,047
                                            _________ _________ ______________

Item 2.  Management's Discussion and Analysis or Plan of Operation.


     The Hathaway Corp. is a new company in the startup phase, engaged in the business of performing handyman-type services for homes and businesses. Its first advertisement appeared in nine Brooklyn newspapers and yielded a large number of responses, but as of September 30, 1999 the Company had no income. However, the Company believes that additional advertising in a larger number of local papers may yield more business, so it intends to purchase advertising in The Brooklyn Skyline and a related series of newspapers. Management is also presently contemplating other possible ways to advertise its services, including perhaps tabloid newspapers, but no decision has yet been made in this regard. The Company has very limited assets. As of September 30, 1999, it had cash assets of only $6,636, being held by its attorney (a significant shareholder) on the Company's behalf. The Company is also presently contemplating a second offering of securities in order to raise additional funds, but no decision has yet been made in this regard. If the Company's increased advertising fails to yield sufficient earnings, Management may consider allowing to Company to become a public "shell" company, in which case it would seek acquisition or merger with an existing operating business.


Forward-Looking Statements

     When used in this Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

       The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Securityholders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          None

     (b)  Reports on Form 8-K:
          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned thereunto duly authorized.



                             By: /S/ Dzidedi Ofori
                                 Dzidedi Ofori, President





  /S/ Dzidedi Ofori            President              April 9, 2000
  /S/ Robert Capezzano         Secretary-Treas.       April 9, 2000