Form 10KSB
period 1999-12-31
HATHAWAY CORP/
filed 2000-04-17
CIK 1093288

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                Commission File Number: 0-27283

                      THE HATHAWAY CORP.
   (Exact name of Issuer as stated in its corporate charter)

            Nevada                                 11-3499197
   (State of Incorporation)                (IRS Taxpayer I.D. Number)

   c/o Maureen Abato, Esq., 2732 East 21st Street, Brooklyn, NY 11235
              (Address of principal executive offices)

Issuer's Telephone Number:   718-769-4021

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Shares of common stock, par value $.001; not yet registered on any exchange

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 (the AExchange Act@) during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days:   Yes:   x      No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form: x

State Issuer's revenues for its most recent fiscal year:    $0

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $ 15,000 as of April 17, 2000. (NOTE: Since no trading activity has occurred in the common stock, the market value was computed as the price at which the common stock was sold.)

As of April 17, 1,015,000 shares of the Registrant's common stock, par value $.00l per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Articles of Incorporation and By-laws, previously filed with the Registrant's Form 10-SB.

PART I

Item 1.     Business.

               The Hathaway Corp. (herein, the "Issuer;" the "Registrant" or the "Company") conducted an offering of its securities pursuant to Regulation D, Rule 504 during July, 1999. The Issuer's business plan involves performing services for households and businesses in the handyman area, including the moving of furniture, interior and exterior painting, construction of bookcases, etc. As of the date of the Report the Company had earned revenues of only $310, from handyman services, in response to advertisements placed in nine local Brooklyn newspapers. Management believes that expanding its advertising may increase its revenues. During April, 2000, an advertisement was placed to appear in 13 Brooklyn newspapers for a four-week period.

Item 2.     Properties.

               The Company owns no properties and uses as its address the office of its counsel, Maureen Abato, Esq., 2732 East 21st Street, Brooklyn, NY 11235, without charge, including the use of certain office facilities such as fax and telephone. This arrangement is expected to continue until the Company has earned sufficient revenues to obtain its own office.

Item 3.      Legal Proceedings.

                No legal proceedings have been commenced or contemplated by the Company, and no notice of any legal proceedings involving the Company has been received as of the date of the Report.

Item 4.      Submission of Matters to a Vote of the Security Holders.

                No matters were submitted to a vote of the Company's security holders during the period covered by this Report.

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
Matters.

                (a) The Company has issued only one class of common equity securities, its common stock, par value $.001 per share. As of the date of the Report, no trading activity had commenced.

                (b) As of April 17, 2000, the Company had 19 holders of its common stock, including three individuals who hold restricted shares.

                (c) No dividends were declared and none are anticipated in the foreseeable future.

Item 6.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations.

                The Company believes that expanded advertising will yield greater revenues. During April, 2000, an advertisement was placed in a total of 13 Brooklyn newspapers, and the ad will also appear on the Website of the Times Ledger. Management intends to continue utilizing space on a rent-free basis in the office of its counsel, and to keep expenses to a minimum, until it achieves revenues, if ever. In the event the Company should be unsuccessful at generating sufficient revenues, Management may consider permitting the Company to become a public "shell," and thereafter seeking merger or acquisition with an active, operating company. Thereafter, its success would depend upon the ability of Management to locate a suitable candidate for Business Combination and to consummate such a transaction, and upon the eventual success of the company subsequent to such Business Combination.

Item 7.      Financial Statements and Supplementary Data.


                              THE HATHAWAY CORP.
                         [A Development Stage Company]




                                   CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      4


        -  Balance Sheet, December 31, 1999                  5


        -  Statements of Operations, for the year ended
            December 31, 1999 and from inception on
            July 9, 1998 through December 31, 1998
            and 1999                                         6


        -  Statement of Stockholders' Equity, from
            inception on July 9, 1998 through
            December 31, 1999                                7


        -  Statements of Cash Flows, for the year ended
            December 31, 1999 and from inception on
            July 9, 1998 through December 31, 1998
            and 1999                                         8


        -  Notes to Financial Statements                   9 - 11

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
THE HATHAWAY CORP.
Brooklyn, NY

We have audited the accompanying balance sheet of The Hathaway Corp. [a development stage company] at December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from inception on July 9, 1998 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of The Hathaway Corp. as of December 31, 1998 and for the period from inception on July 9, 1998 through December 31, 1998 were audited by other auditors whose report, dated August 26, 1999 expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on July 9, 1998 through December 31, 1998 reflect a net loss of $0 of the total net loss from inception of $8,196. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We  conducted  our  audit  in  accordance with  generally  accepted  auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of The Hathaway Corp. as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from inception through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




/s/ Pritchett, Siler & Hardy, P.C.

March 17, 2000
Salt Lake City, Utah

                              THE HATHAWAY CORP.
                         [A Development Stage Company]

                                 BALANCE SHEET

                                    ASSETS

                                                 December 31,
                                                     1999
                                                 ___________
CURRENT ASSETS:
  Cash held by shareholder                        $    6,946
                                                 ___________
        Total Current Assets                      $    6,946
                                                 ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $      807
                                                 ___________
        Total Current Liabilities                        807
                                                 ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   1,015,000 shares issued and
   outstanding                                         1,015
  Capital in excess of par value                      13,320
  Deficit accumulated during the
   development stage                                  (8,196)
                                                 ___________
        Total Stockholders' Equity                     6,139
                                                 ___________
                                                  $    6,946
                                                 ___________
























   The accompanying notes are an integral part of this financial statement.

                              THE HATHAWAY CORP.
                         [A Development Stage Company]


                           STATEMENTS OF OPERATIONS


                                                      From Inception
                                                       on July 9,
                                      For the          1998 Through
                                     Year Ended        December 31,
                                    December 31, _______________________
                                        1999        1998        1999
                                    ____________ ___________ ___________
REVENUE, net                         $      310   $       -   $     310
                                    ____________ ___________ ___________

EXPENSES:
  General and administrative              7,506           -       7,506
                                    ____________ ___________ ___________
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                    (7,196)          -      (7,196)

CURRENT TAX EXPENSE                           -           -           -

DEFERRED TAX EXPENSE                          -           -           -
                                    ____________ ___________ ___________
LOSS FROM CONTINUING
  OPERATIONS BEFORE
  CHANGE IN ACCOUNTING
  PRINCIPLE                              (7,196)          -      (7,196)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                              (1,000)          -      (1,000)
                                    ____________ ___________ ___________
NET LOSS                             $   (8,196)  $       -   $  (8,196)
                                    ____________ ___________ ___________
LOSS PER COMMON SHARE:
  Continuing operations              $     (.01)  $       -   $    (.01)
  Cumulative effect of change
   in accounting principle                 (.00)          -        (.00)
                                    ____________ ___________ ___________
LOSS PER COMMON SHARE                $     (.01)  $       -   $    (.01)
                                    ____________ ___________ ___________







  The accompanying notes are an integral part of these financial statements.

                              THE HATHAWAY CORP.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                  FROM THE DATE OF INCEPTION ON JULY 9, 1998

                           THROUGH DECEMBER 31, 1999


                                                                     Deficit
                                                                   Accumulated
                                      Common Stock      Capital in During the
                                 _____________________  Excess of  Development
                                   Shares     Amount    Par Value     Stage
                                 __________ __________ ___________ ___________
BALANCE, July 9, 1998                    -  $       -  $        -  $        -

Issuance of 1,000,000 shares
 of common stock July 9, 1998
 at $.001 per share in exchange
 for expenses of $1,000 paid by
 shareholder                     1,000,000      1,000           -           -

Net loss for the period ended
 December 31, 1998                       -          -           -           -
                                 __________ __________ ___________ ___________
BALANCE, December 31, 1998       1,000,000      1,000           -           -

Issuance of 15,000 shares
 of common stock for cash,
 July 1999 at $1.00 per share,
 net of stock offering costs
 of $1,665                          15,000         15      13,320           -

Net loss for the year ended
  December 31, 1999                      -          -           -      (8,196)
                                 __________ __________ ___________ ___________
BALANCE, December 31, 1999       1,015,000   $  1,015   $  13,320   $  (8,196)
                                 __________ __________ ___________ ___________
















   The accompanying notes are an integral part of this financial statement.

                              THE HATHAWAY CORP.
                         [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS

                                                           From Inception
                                                            on July 9,
                                           For the          1998 Through
                                          Year Ended        December 31,
                                         December 31, _______________________
                                             1999        1998        1999
                                         ____________ ___________ ___________
Cash Flows From Operating Activities:
 Net loss                                 $   (8,196)  $       -   $  (8,196)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Effect of change in accounting
   principle                                   1,000           -       1,000
   Changes in assets and liabilities:
    Increase in accounts payable                 807           -         807
                                         ____________ ___________ ___________
        Net Cash (Used) by Operating
         Activities                           (6,389)          -      (6,389)
                                         ____________ ___________ ___________
Cash Flows From Investing Activities:              -           -           -

        Net Cash (Used) by Investing
         Activities                                -           -           -
                                         ____________ ___________ ___________
Cash Flows From Financing Activities:
 Proceeds from common stock issuance          15,000           -      15,000
 Payment of stock offering costs              (1,665)          -      (1,665)
                                         ____________ ___________ ___________
        Net Cash Provided by Financing
         Activities                           13,335           -      13,335
                                         ____________ ___________ ___________
Net Increase in Cash                           6,946           -       6,946

Cash at Beginning of Period                        -           -           -
                                         ____________ ___________ ___________
Cash at End of Period                     $    6,946   $       -   $   6,946
                                         ____________ ___________ ___________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                              $        -   $       -   $       -
    Income taxes                          $        -   $       -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Year Ended December 31, 1999
   The Company expensed its organizational costs of $1,000 in accordance with Statement of Position 98-5.

  For the Period Ended December 31, 1998
   Incorporation expenses of $1,000 were paid by a shareholder in exchange for 1,000,000 shares of common stock.






  The accompanying notes are an integral part of these financial statements.

                              THE HATHAWAY CORP.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Hathaway Corp. (the Company) was organized under the laws of the State of Nevada on July 9,1998. It intends to develop and operate a handyman business. The services will include home repair, light construction, carpentry, furniture moving, picture and mirror hanging, yard work, and other related services. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7.

  Organization Costs - The Company has expensed its organization costs, which reflect amounts expended to organize the Company, in accordance with the Financial Accounting Standards Board's Statement of Position 98-5.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for income taxes.

  Advertising Costs - The Company expenses its advertising costs as incurred.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". [See Note 6]

  Revenue Recognition - The Company recognizes revenue at the completion of services performed.

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

  Recently  Enacted  Accounting Standards - Statement  of  Financial  Accounting
  Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137 "Accounting for derivative instruments and hedging activities - deferral of the effective date of FASB statement No. 133 ( an
  amendment  of FASB Statement  No. 133.)", were recently issued.   SFAS  No.
  132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                              THE HATHAWAY CORP.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CASH

  The Company's attorney, who is also a shareholder, currently holds cash in the amount of $6,946, belonging to the Company in a non-interest bearing and non-insured account.

NOTE 3 - CAPITAL STOCK

  Common Stock - On July 9, 1998, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock to its attorney for providing services valued at $1,000 related to organizing the Company.

  In July 1999, the Company issued 15,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $15,000 (or $1.00 per share). Offering costs in the amount of $1,665 have been charged to additional paid in capital.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Professional Services - A shareholder of the Company provides professional, legal and managerial services to the Company.

  Cash  -   A  shareholder holds cash in the amount of $6,946 belonging  to  the
  Company in a non-interest-baring and non-insured account.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 1999, the Company has available unused operating loss carryforwards of approximately $7,500, which may be applied against future taxable income and which expire in 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,500 and $0 as of December 31, 1999 and 1998, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $2,500 for the year ended December 31, 1999.

                              THE HATHAWAY CORP.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended December 31, 1999 and 1998:


                                                           From Inception
                                                            on July 9,
                                           For the          1998 Through
                                          Year Ended        December 31,
                                         December 31, _______________________
                                             1999        1998        1999
                                         ____________ ___________ ___________
   Loss from continuing operations
   available to common shareholders
   (numerator)                            $   (7,196)  $       -   $  (7,196)
                                         ____________ ___________ ___________
   Cumulative effect of change in
   accounting principle (numerator)       $   (1,000)  $       -   $  (1,000)
                                         ____________ ___________ ___________
   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator)                           1,006,329   1,000,000   1,004,278
                                         ____________ ___________ ___________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

  During 1999, the Company adopted Statement of Position 98-5 and accordingly expensed its organization costs of $1,000. This has been reflected as a cumulative effect of change in accounting principle.

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 8.      Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.

                During March, 2000, the Company filed an 8-K advising of a change in auditors. This was due to the fact that the Company's previous auditor was very busy with his tax practice and did not have time to perform the audit for The Hathaway Corp. There was no other reason for the change, and no disagreements with accountants on any accounting or financial disclosure matter.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                 The Company has two directors, who are also its officers and sole promoters. Both have served in the positions shown since inception and is expected to continue to serve until the earlier of: (a) the consummation of a Business Combination, if Management decides that that is the best choice of action for the Company; or (b) after the next annual meeting of shareholders and until his/her successor has been elected and has qualified.

             DZIDEDI OFORI, age 39, the Company's president and a director, emigrated from Ghana, Africa in 1998, originally on a one-year work visa which has been renewed for a second year. Me. Ofori has applied for a green card and was advised by the Immigration and Naturalization Service that such application has been approved and that his green car is on its way to him, although it has not yet been received. Mr. Ofori attended the National Training Institute in Ghana, where he completed Grade One and Grade Two levels, equivalent to a college degree in this country. In Accra, Ghana, Mr. Ofori worked for UNA Agencies, an interior design firm, from September 1989 through February 1998, where he was responsible for estimating the size and scope of contracts and for supervising a crew of eight in the implementation of contracts. Since September, 1998, Mr. Ofori has been in the employ of Gallo Construction, with main offices located in Lyncroft, New Jersey. He works as a capenter and has also, in the past offered his services on weekends and holidays as a self-employed handyman.

          ROBERT CAPEZZANO, age 52, the Company's secretary-treasurer and a director, has owneed Capezzano Construction Corp., located in Brooklyn, New York, since 1978. Capezzano Construction is a licensed contracting company and since its inception has specialized in home renovation and remodelling, construction, demolition, aluminum siding, roof repair and retarring, and related areas. Mr. Capezzano graduated from Grady High School in Brooklyn and was privately schooled with the Lond Island RailRoad. Mr. Capezzano supervises crews of varying sizes and has complete responsibility for managing his twenty-year old business.

          MAUREEN ABATO, age 41, a principal shareholder of the Company, could be considered one of its promoters. She earned a B.A. from New York University in 1980 and a J.D. from Brooklyn Law School in 1984. She has been a securities lawyer in private practice in New York since 1985. Until 1989 she owned and managed Metropolitan Stock Transfer Company. During 1996-97 she was also an associate at Singer, Zamansky, a securities law firm in New York City. She was an officer and director of Avalon Enterprises, Inc. (now Avalon Community Services) from 1991 to 1992. During 1989 she was counsel to and a director of Medizone International, Inc., a public company engaged in research and development into medical uses of ozone. From 1993 to 1997, she was an officer and director of Coronado Communications Corp. (now Nesko Industries) and of Davenport Ventures, Inc. (now royal Financial Corp.) During 1997 she was an officer and director of the Enterprise (now Ehealth.com). From 1991 to 1999 she was an officer and director of Bishop Equities, Inc., which acquired Hemex, Inc. and Aethlon, Inc. She is currently a principal shareholder in Gold & Green, Inc. and Navarone, Inc., two companies which conducted stock offerings pursuant to Regulation D, Rule 504, and in Fortunata, Inc., a startup company which is contemplating conducting a securities offering. She is also president and a director of Gold & Green, Inc., and secretary-treasurer and a director of Navarone, Inc. She is also counsel to an principal shareholder of Fortunata, Inc., a company which is preparing to conduct a securities offering.

Item 10.      Executive Compensation.

                 (a) During the year covered by the Report, the Company's president was paid $1,000, and the secretary-treasurer was paid $1,000. Mr. Ofori was also paid $500 for the purchase of tools, of which he spent less than $400 on tools and kept the remainder as additional compensation. Mr. Capezzano decided that he had sufficient tools, and kept the $500 as additional compensation.

                 (b) The Company has no employment agreement with either of its officers, both of whom are expected to continue to devote only a minimal portion of their time to the Company's affairs, unless in the event a Business Combination is consummated, whereupon they are expected to resign in favor of the management of the private company acquired or merged with.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

                  Shown in the following table are those individuals known to the Company to be the beneficial owners of more than five percent of any class of its voting securities, consisting of shares of common stock, par value $.001 per share. Also shown are the number of shares beneficially owned by the Company's directors, and by the officers and directors as a group.

 Number of               Name and address           Percentage of
shares owned            of beneficial owner          shares owned

435,000                Dzidedi Ofori                      43%
                       590 Flatbush Avenue #4H
                       Brooklyn, Ny 1125

415,000                Robert Capezzano                   41%
                       6911 Avenue Y
                       Brooklyn, NY 11234

150,000                Maureen Abato                      15%
                       2732 East 21st Street
                       Brooklyn, NY 11235

850,000                Officers and directors
                       as a group (two persons)           96%

Item 12.     Certain Relationships and Related Transactions.

                 During the period covered by the Report, the Company was not a party to any transaction with its officers, directors, principal securityholders or the affiliates of any of such persons, invovling an amount exceeding $60,000. The only transactions consisted of the payment of fees to officers and the reimbursement of certain expenses by counsel.

Item 13.     Exhibits, Lists and Reports on Form 8-K.

                 (a) Filed herewith are an audited balance sheet and footnotes as of December 31, 1999 and related statements of income and expenses, cash flows and accumulated deficit for the years ended December 31, 1999 and 1998.

                        The following documents, previously filed with the Company's Form 10-SB, are incorporated by reference: Articles of Incorporation and By-laws.

                  (b) Reports on Form 8-K.

                        None filed during the period covered by the Annual
Report.

                          SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE HATHAWAY CORP.

                                      By: s\ Dzidedi Ofori
                                             Dzidedi Ofori, President
Dated:     April 14, 2000

                In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                      By: s\ Dzidedi Ofori
                                             Dzidedi Ofori, President
                                              and Director

Dated:     April 14, 2000

                                      By: s\ Robert Capezzano
                                             Robert Capezzano, Secretary-
                                             Treasurer and Director

Dated:     April 14, 2000


SUPPLEMENTAL INFORMATION: A proxy statement is not being furnished at this time, nor has Registrant furnished its shareholders with annual reports. Copies of an annual report for the period covered by this Report, if distributed subsequent to the filing date hereof, will be furnished to the Commission when available.