Form 10QSB
period 2000-03-31
HATHAWAY CORP/
filed 2000-05-17
CIK 1093288

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            ______________________

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 2000

                        Commission File Number 0-27283

                              THE HATHAWAY CORP.
            (Exact name of registrant as specified in its charter)


            Nevada                             11-3499177
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)


         c/o Maureen Abato, 2732 East 21st Street, Brooklyn, NY 11235
                   (Address of principal executive offices)
                                  (Zip Code)

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

                              Yes         X No

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

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                         MARCH 31, 2000

                       THE HATHAWAY CORP.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

       Accountants' Review Report                           4


       Unaudited Condensed Balance Sheets,
         March 31, 2000 and December 31, 1999               5


       Unaudited Condensed Statements of Operations,
         for the three months ended March 31, 2000
         and 1999 and from inception on July 9, 1998
         through March 31, 2000                             6

       Unaudited Condensed Statements of Cash Flows,
         for the three months ended March 31, 2000 and
         1999 and from inception on July 9, 1998
         through March 31, 2000                             7


       Notes to Unaudited Condensed Financial Statements    8 - 11

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
THE HATHAWAY CORP.
Brooklyn, NY

We have reviewed the accompanying condensed balance sheet of The Hathaway Corp. [a development stage company] as of March 31, 2000 and the related condensed statements of operations and cash flows for the three months ended March 31, 2000 and for the period from inception on July 9, 1998 through March 31, 2000. These financial statements are the responsibility of the Company's management. All information included in these financial statements is the representation of management of The Hathaway Corp..

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that The Hathaway Corp. will continue as a going concern. As discussed in Note 7 to the financial statements, The Hathaway Corp. has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

May 16, 2000
Brooklyn, NY

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report]



                             ASSETS


                                          March 31,   December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash held by shareholder                 $  4,133    $    6,946
                                         ___________  ___________
        Total Current Assets               $  4,133    $    6,946
                                         ___________  ___________


             LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                         $      -    $      807
                                         ___________  ___________
        Total Current Liabilities                 -           807
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   1,015,000 shares issued and
   outstanding                                1,015         1,015
  Capital in excess of par value             13,320        13,320
  Deficit accumulated during the
    development stage                       (10,202)       (8,196)
                                         ___________  ___________
        Total Stockholders' Equity            4,133         6,196
                                         ___________  ___________
                                          $   4,133    $    6,946
                                         ___________  ___________



Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited financial statements.

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountants' Review Report]

                                                         From
                                  For the Three      Inception on
                                   Months Ended     July 9, 1998,
                                    March 31,          Through
                            _______________________   March 31,
                                 2000       1999         2000
                             ___________ __________   ___________
REVENUE, net                  $        -  $       -    $      310
                             ___________ __________   ___________

EXPENSES:
  General and administrative       2,006          -         9,512
                             ___________ __________   ___________
LOSS FROM CONTINUING
  OPERATIONS BEFORE
  INCOME TAXES                    (2,006)          -       (9,202)

CURRENT TAX EXPENSE                    -          -             -

DEFERRED TAX EXPENSE                   -          -             -
                             ___________ __________   ___________

LOSS FROM CONTINUING
  OPERATIONS BEFORE
  CHANGE IN ACCOUNTING
  PRINCIPLE                       (2,006)          -       (9,202)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                            -          -        (1,000)
                              __________ __________   ___________

NET LOSS                       $  (2,006) $       -   $   (10,202)
                              __________ __________   ___________

LOSS PER COMMON SHARE:
  Continuing operations        $    (.00) $       -   $     (.01)
  Cumulative effect of change
     in accounting principle           -          -         (.00)
                              __________ __________   ___________
  Net (Loss) Per Common Share  $    (.00) $       -   $     (.01)
                              __________ __________   ___________








 The accompanying notes are an integral part of these unaudited financial statements.

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]


                                     For the Three    From Inception
                                      Months Ended      on July 9,
                                       March 31,       1998 Through
                                  ___________________    March 31,
                                      2000    1999        2000
                                  __________ _________ ___________
Cash Flows From Operating
 Activities:
  Net loss                        $  (2,006)  $     -  $  (10,202)
  Adjustments to reconcile net
   loss  to net cash used by
   operating activities:
    Effect of change in
     accounting principle                 -         -       1,000
    Change in assets and
     liabilities:
      (Decrease) in accounts
        payable                        (807)        -           -
                                  __________ _________ ___________
        Net Cash (Used) by
         Operating Activities        (2,813)        -      (9,202)
                                  __________ _________ ___________
Cash Flows From Investing
 Activities:

        Net Cash (Used) by
         Investing Activities             -         -          -
                                  __________ _________ ___________
Cash Flows From Financing
 Activities:
  Proceeds from common stock issuance     -         -      15,000
  Payment of stock offering costs         -         -      (1,665)
                                  __________ _________ ___________
        Net Cash Provided by
         Financing Activities             -         -      13,335
                                  __________ _________ ___________
Net Increase (Decrease) in Cash      (2,813)        -       4,133

Cash at Beginning of Period           6,946         -          -
                                  __________ _________ ___________
Cash at End of Period             $   4,133  $      -   $   4,133
                                  __________ _________ ___________

Supplemental Disclosures of
 Cash Flow Information:
  Cash paid during the
   periods for:
    Interest                      $      -   $      -   $      -
    Income taxes                  $      -   $      -   $      -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the three months ended March 31, 2000:
     None.

  For the three months ended March 31, 1999:
     None













 The accompanying notes are an integral part of these unaudited financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards
  (SFAS) No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for income taxes.

  Advertising Costs - The Company expenses its advertising costs as incurred. There were no advertising costs for the three months ended March 31, 2000 and 1999.

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

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or hold contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.), " were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CASH

  The Company's attorney, who is also a shareholder, currently holds cash belonging to the Company in the amount of $4,133, in a non-interest bearing and non-insured account.

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

  Cash  -   A  shareholder  holds cash  in  the  amount  of  $4,133
  belonging to the Company in a non-interest-baring and non-insured account.

NOTE 5- INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2000 the Company has available unused operating loss carryforwards of approximately $9,600, which may be applied against future taxable income and which expire in various years through 2019.

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5- INCOME TAXES [CONTINUED]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $3,200 and $2,500 as of March 31, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $700 for the three months ended March 31, 2000.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods:

                                      For the Three    From Inception
                                       Months Ended      on July 9,
                                        March 31,       1998 Through
                                  ____________________   March 31,
                                      2000      1999       2000
                                  __________ _________  ___________
   Loss from continuing
    operations available
    to common shareholders
    (numerator)                   $  (2,006) $     -    $   (9,202)
                                  __________ _________  ___________
   Cumulative effect of
    change in accounting
    principle (numerator)         $       -  $     -    $   (1,000)
                                  __________ _________  ___________
   Weighted average number
    of common shares outstanding
    used in loss per share for
    the period (denominator)      1,015,000  1,000,000   1,005,824
                                  __________ _________  ___________

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.


     The Hathaway Corp. is a new company in the startup phase, engaged in the business of performing handyman-type services for homes and businesses. Its first advertisement yielded a large number or responses, but only $310 in actual income. The Company believes that additional advertising in a larger number of local papers may yield more business, so it intends to purchase advertising in The Brooklyn Skyline and a related series of newspapers. Management is also presently contemplating other possible ways to advertise its services, including perhaps tabloid newspapers, but no decision has yet been made in this regard. The Company has very limited assets. On the date of this Report, it had assets of only $4,133, in the form of cash being held by its attorney on the Company's behalf. The Company is also presently contemplating a second offering of securities in order to raise additional funds, but no decision has yet been made in this regard. In the meantime, the Company will rely upon loans from its officers and principal shareholders in order to keep its expenses paid until such time as it has achieved sufficient income, or until such time as Management should decide to abandon the Company's original business plan and seek merger or acquistion with an existing business.


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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to Vote of Securityholders.

         None

Item 5.  Other Information.

         During May, 2000, all 15,000 free-trading shares were purchased from the investors by Tim Abato, a shareholder. Subsequently, during May, 2000, the shares were purchased by Maureen Abato, who is a principal shareholder of the Company. All transactions were made pursuant to Stock Purchase Agreements, at a price of $1.00 per share.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          None

     (b)  Reports on Form 8-K:
          None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned thereunto duly authorized.

                             THE HATHAWAY CORP.

                             By: /S/ Dzidedi Ofori
                                 Dzidedi Ofori, President





/S/ Dzidedi Ofori            President                 May 15, 2000

/S/ Robert Capezzano         Secretary-Treasurer       May 15, 2000