Form 10QSB
period 2000-06-30
HATHAWAY CORP/
filed 2000-10-13
CIK 1093288

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 2000

                 Commission File Number 0-27283

                       THE HATHAWAY CORP.
(Exact name of registrant as specified in its corporate charter)


          Nevada                        11-3499197
 (State or other jurisdiction of    (IRS Employer Identification No.)
  incorporation or organization)


                Route 1 Box 400 Idabel, OK 74745
            (Address of principal executive offices)

                         (580) 245-1003
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     _X__ Yes        ____ No

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Class                 Outstanding as of September 27, 2000
 Common Stock                       13,545,000

                 PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.












                       THE HATHAWAY CORP.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 2000

                       THE HATHAWAY CORP.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE


         Unaudited Condensed Balance Sheets,
           June 30, 2000 and December 31, 1999             2


         Unaudited Condensed Statements of Operations,
           for the three and six months ended June 30,
           2000 and 1999 and from inception on July 9,
           1998 through June 30, 2000                      3

         Unaudited Condensed Statements of Cash Flows,
           for the six months ended June 30, 2000 and
           1999 and from inception on July 9, 1998
           through June 30, 2000                           4


         Notes to Unaudited Condensed Financial
           Statements                                  5 - 9

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

                           [Unaudited]



                             ASSETS


                                           June 30,   December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash held by shareholder                 $  3,962    $    6,946
                                         ___________  ___________
        Total Current Assets               $  3,962    $    6,946
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                         $  2,380    $      807
                                         ___________  ___________
        Total Current Liabilities             2,380           807
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
    1,000,000 shares authorized,
    no shares issued and outstanding              -            -
  Common stock, $.001 par value,
    25,000,000 shares authorized,
    3,045,000 shares issued and
   outstanding                                3,045         3,045
  Capital in excess of par value             11,290        11,290
  Deficit accumulated during the
    development stage                       (12,753)       (8,196)
                                         ___________  ___________
        Total Stockholders' Equity            1,582         6,139
                                         ___________  ___________
                                          $   3,962    $    6,946
                                         ___________  ___________





Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited financial statements.

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS
                           [Unaudited]

                                                    From Inception
                  For the Three    For the Six         on July 9,
                   Months Ended    Months Ended      1998 through
                      June 30,       June 30,          June 30,
		     ________________  _______________  _____________
                   2000    1999     2000      1999       2000
                 ________ _______  _______ _______  _____________
REVENUE, net     $      - $     -  $     - $     -  $           -
                 ________ _______  _______ _______  _____________
EXPENSES:
  General and
   administrative       -       -        -       -              -
                 ________ _______  _______ _______  _____________
LOSS FROM
 CONTINUING
 OPERATIONS
 BEFORE
 INCOME TAXES           -       -        -       -              -

CURRENT TAXES
 EXPENSE                -       -        -       -              -
DEFERRED TAX
 EXPENSE                -       -        -       -              -
                 ________ _______  _______ _______  _____________
LOSS FROM
 CONTINUING
 OPERATIONS
 BEFORE
 DISCONTINUED
 OPERATIONS AND
 CHANGE IN
 ACCOUNTING
 PRINCIPLE              -       -        -       -             -
                 ________ _______  _______ _______  _____________

DISCONTINUED
 OPERATIONS
  Loss from
   discontinued
   operations
  (net of $0
   income taxes)   (2,551) (1,200)  (4,557) (1,200)      (11,753)

  Loss on disposal
   of discontinued
   operations
  (net of $0
   income taxes)        -       -        -       -             -
                 ________ _______  _______ _______  _____________

Total Discontinued
 Operations        (2,551) (1,200)  (4,557) (1,200)       (11,753)

CUMULATIVE EFFECT
  OF CHANGE IN
  ACCOUNTING
  PRINCIPLE             -       -        -       -         (1,000)
                 ________ _______  _______ _______  _____________

NET LOSS         $ (2,551)$(1,200) $(4,557)$(1,200) $     (12,753)
                 ________ _______  _______ _______  _____________
LOSS PER COMMON
 SHARE:
 Continuing
 operations      $      - $     -  $     - $     -   $         -
  Discontinued
   operations        (.00)   (.00)     (.00)  (.00)          (.00)
  Cumulative effect
   of change
   in accounting
   principle            -       -         -      -           (.00)
                 ________ _______  _______ _______  _____________
  Net Loss Per
   Common Share  $   (.00)$  (.00) $  (.00)$  (.00) $        (.00)
                 ________ _______  _______ _______  _____________

 The accompanying notes are an integral part of these unaudited financial statements.

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

                           [Unaudited]


                                      For the six    From Inception
                                      Months Ended     on July 9,
                                        June 30,      1998 Through
                                  ___________________   June 30,
                                    2000      1999        2000
                                  _________ __________ ___________
Cash Flows From Operating
 Activities:
  Net loss                        $  (4,557)$   (1,200) $  (12,753)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
    Effect of change in accounting
     principle                            -      1,000       1,000
    Change in assets and
     liabilities:
      Increase in accounts
        payable                       1,573          -       2,380
                                  _________ __________ ___________
        Net Cash (Used) by
         Operating Activities        (2,984)      (200)     (9,373)
                                  _________ __________ ___________
Cash Flows From Investing
  Activities
                                  _________ __________ ___________
        Net Cash (Used) by
         Investing Activities             -          -           -
                                  _________ __________ ___________
Cash Flows From Financing
 Activities:
  Proceeds from common stock
   issuance                               -     15,000      15,000
  Payment of stock offering costs         -     (1,665)     (1,665)
                                  _________ __________ ___________
        Net Cash Provided by
         Financing Activities             -      13,335     13,335
                                  _________ __________ ___________
Net Increase (Decrease) in Cash      (2,984)    13,135       3,962

Cash at Beginning of Period           6,946          -           -
                                  _________ __________ ___________
Cash at End of Period             $   3,962 $   13,135 $     3,962
                                  _________ __________ ___________

Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during the periods for:
    Interest                      $       - $        - $         -
    Income taxes                  $       - $        - $         -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the six months ended June 30, 2000:
     None.

  For the six months ended June 30, 1999:
     None












 The accompanying notes are an integral part of these unaudited financial statements.

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Hathaway Corp. (the Company) was organized under the laws of the State of Nevada on July 9, 1998, and intended to develop and operate a handyman business. The services were to include home repair, light construction, carpentry, furniture moving, picture and mirror hanging, yard work, and other related services. However, During July 2000, the Company discontinued its planned operations and to begin to provide thoroughbred consultant or bloodstock agent services (See
  Note 9). The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7.

  Organization Costs - The Company has expensed its organization costs, which reflect amounts expended to organize the Company, in accordance with the Financial Accounting Standards Board's Statement of Position 98-5.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of six months or less to be cash equivalents.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB
  Statement No. 133.)," were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - The financial statements have been restated for all periods presented to reflect a three for one forward stock split effective, July 2000 (See Note 9).

NOTE 2 - CASH

  The Company's attorney, who is also a shareholder, currently holds cash belonging to the Company in the amount of $3,962 at June 30, 2000, in a non-interest bearing and non-insured account.

NOTE 3 - CAPITAL STOCK

  Common Stock - During July 2000, the Company's Board of Directors approved a three for one forward stock split, which has been reflected in the accompanying financial statements. The Company also approved the issuance of 10,500,000 shares of common stock for services rendered by Kelli Emery effectively changing control of the Company (See Note 9).

  On July 9, 1998, the Company issued 3,000,000 shares of its previously authorized, but unissued common stock to its attorney for providing services valued at $1,000 related to organizing the Company.

  In July 1999, the Company issued 45,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $15,000 (or $1.00 per share). Offering costs in the amount of $1,665 have been charged to additional paid in capital.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Professional Services - A shareholder of the Company provides professional, legal and managerial services to the Company.

  Cash  -   A  shareholder  holds cash  in  the  amount  of  $3,962
  belonging to the Company in a non-interest-bearing and non-insured account.

                      THE HATHAWAY CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5- INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2000 the Company has available unused operating loss carryforwards of approximately $10,300, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $3,500 as of June 30, 2000 with an offsetting valuation allowance at the end of the period of the same amount resulting in a change in the valuation allowance of approximately $1,500 for the the six months ended June 30, 2000.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods:


                                                         From Inception
                  For the Three           For the Six     on July 9,
                   Months Ended          Months Ended     1998 through
                      June 30,             June 30,        June 30,
		     ___________________  ___________________  _____________
                   2000      1999       2000     1999          2000
                 _________ _________  _________ _________  _____________
   Loss from
    continuing
    operations
    available to
    common
    shareholders
    (numerator)  $       - $       -  $     -   $       -  $          -
                 _________ _________  _________ _________  _____________
   Loss from
    Discontinued
    operations
   (numerator)   $  (2,551)$  (1,200) $  (4,557)$  (1,200) $    (11,753)
                 _________ _________  _________ _________  _____________

   Cumulative
    effect of
    change in
    accounting
    principle
   (numerator)   $       - $       -  $      -  $       -  $     (1,000)
                 _________ _________  _________ _________  _____________

   Weighted
    average number
    Of common shares
    outstanding
    used in loss
    per share for
    the period
   (denominator) 3,045,000 3,000,000  3,045,000 3,000,000      3,020,943
                 _________ _________  _________ _________  _____________

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

NOTE 8 - DISCONTINUED OPERATIONS

  During July 2000, The Company management decided to abandon the Company's original business plan of developing and operating a handyman business, services to include home repair, light construction, carpentry, furniture moving, picture and mirror hanging, yard work, and other related services, and is currently seeking new business opportunities or a merger or acquisition with an existing business.

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the periods ended June 30, 2000 and 1999 and from inception on July 9, 1998 through June 30, 2000:
                                      For the six    From Inception
                                      Months Ended     on July 9,
                                        June 30,      1998 Through
                                  ___________________   June 30,
                                    2000      1999        2000
                                  _________ __________ ___________
  Net revenues                    $       - $        - $       310
  Other operating expenses           (4,557)    (1,200)    (12,063)
  Other income (expenses)                 -          -           -
  Provision for income taxes              -          -           -
  Change in accounting principle          -          -      (1,000)
                                  _________ __________ ___________
  Net loss                        $  (4,557)$   (1,200)$   (12,573)
                                  _________ __________ ___________
  Loss per common share:          $    (.00)$     (.00)$      (.00)
                                  _________ __________ ___________

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS

  During July 2000, the Company approved a three for one forward stock split of all its previously issued and outstanding common shares (effectively a three for one share stock dividend). The split was accomplished during July. The effect of the common stock split has been reflected in these financial statements. (See Note 1)

  During July 2000, the Company's president, director and majority shareholder as well as the Company's secretary, director and shareholder, approved the Company to issue 10,500,000 shares of the Company's common stock to Kelli Emery for services rendered. The Company's president, director and majority shareholder as well as the Company's secretary, director and shareholder appointed Kelli Emery, President and Director and resigned as Officers and Directors of the Company. The Company is planning to provide thoroughbred consultant or bloodstock agent services.

Item 2. Management's   Discussion  and  Analysis   or   Plan   of
        Operation.
     The Hathaway Corp. is a company in the startup phase; it was primarily engaged in the business of performing handyman-type services for private homeowners and businesses. Its first advertisements yielded a large number of responses, but only $310 in actual income. The Company believed that additional advertising in a larger number of local papers might yield more business. The results of these advertisements proved unsuccessful. At such time, Management decided to abandon the Company's original business plan and seek a merger or acquisition with an existing business.

      The Hathaway Corp. (herein, the "Issuer", the "Registrant" or the "Company") conducted an offering of its securities pursuant to Regulation D, Rule 504 during July 1999. The Issuer's initial business plan involved performing services for households and businesses in the handyman area, including the moving of furniture, interior and exterior painting, construction of bookcases, etc. After numerous advertisements to secure new business proved unsuccessful the Board met and re-examined its options and decided that the Company must pursue a merger or acquisition with another on going business; In July 2000, pursuant to a meeting of the Board the Company issued 10,500,000 shares of the Company's common stock to Kelli Emery, for services rendered valued at $10,500, giving her control of the Company, appointed her the President and Director and resigned as Officers and Directors of the Company. At this point, the newly appointed Officer and Director commenced development of the Company's new Business Plan.

Plan of Operation

    The Company has assembled an experienced team that has demonstrated the ability to customize its thoroughbred consultant or bloodstock agent services to a client's needs and serve customers cost effectively. The Company has developed and refined the processes and procedures to provide thoroughbred consultant or bloodstock agent services.

    The Company's new headquarters are located in Idabel, Oklahoma. The location of the headquarters will allow the Company the opportunity to be a major part of the industry. The Company will also closely monitor additional markets that can be cost effectively and successfully entered. The Company is currently seeking to expand and move its base of operations to Kentucky, which is considered the heart of the thoroughbred industry. Adding staff and additional geographic markets can increase revenues and opportunities. The Company's growth plan involves leveraging current management, organization and infrastructure assets to build a large client base. In addition to the customer base providing substantial sales margins, the opportunity exists to cross-sell additional products and services related to thoroughbreds in the future at low cost.

    The Company is ideally placed to assist clients in their continual quest to find the right horse, whether at public auction or privately. The Company will buy, sell, ship, insure and manage its clients' bloodstock interests, be they foals, yearlings, horses in training, stallions or broodmares.

    Buying, selling, breeding, training and racing horses are all very different yet integrated functions of the overall thoroughbred industry. There is more to a good thoroughbred consultant or bloodstock agent, than being an intermediary during a transaction. The Company, as would be expected of true bloodstock professionals, will perform many functions for our clients, ranging from assisting clients with identifying the right racehorses that fit their individual needs, advising clients on what actions to take to fulfill their particular thoroughbred related ambitions, helping clients with the various training functions, answering clients' questions on specifics such as the characteristics of certain horses, their history and pedigree, and much more. The Company has a no-nonsense and straightforward approach to servicing its clients, and it encompasses assisting clients through all steps of racehorse ownership, breeding and management.

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


                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities and Use of Proceeds.

       On July 31, 2000, pursuant to a meeting of the Board of Directors the Company authorized a Three (3) for One (1) forward split of its common stock, the Board also authorized the issuance of Ten Million Five Hundred Thousand (10,500,000) post split shares of the Company's common stock to its new President and Director, for services provided, therefore increasing the issued and outstanding shares from One Million Fifteen Thousand (1,015,000) shares to Thirteen Million Five Hundred Forty Five Thousand (13,545,000) shares

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Security holders.

     None.

Item 5.  Other Information.

The   Company   is  filing  this  report  primarily   to   inform
shareholders of the change in control that has occurred.

Change in Control of Registrant.

      On July 31, 2000, pursuant to a meeting of the Board of Directors the Company authorized a Three (3) for One (1) forward split of its common stock so that the current issued and outstanding shares are increased from 1,015,000 shares to 3,045,000 shares, the Board also authorized the issuance of Ten Million Five Hundred Thousand post split shares of the Company's common stock to Kelli Emery ("Emery"), for services rendered, therefore transferring control of the Company to Kelli Emery and resulting in Emery's ownership of 77.5% of the issued and outstanding of the Company. The Company also accepted the resignations of Dzidedi Ofori ("Ofori") as the President, Director and Robert Capezzano ("Capezzano"), as the Secretary-Treasurer, Director and appointed Kelli Emery as the Company's sole Officer and Director.

Security Ownership of Management

Name                 Title          Class      No. of Shares     Percent
Kelli  Emery  President, Director  Common      10,500,000        77.5%

MANAGEMENT

The following is a brief Bio of the officer, director and key employee of the Company as of the date hereof:

Name                Age       Position

Kelli Emery         35        President and Director



Kelli Emery is in the business of racing, breeding, buying and selling of Thoroughbred racing horses. She has been in this industry for the last three years. Ms. Emery deals only with the most high bloodline horses such as: Native Dancer, Secretariat, Unbridled, Lost Code, and Risen Dancer etc. She currently has ownership in 38 Thoroughbreds. Her race horses are currently ready to be run at tracks such as Churchhill Downs, Turfway and Ellis Park to name a few.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits - None

     (b) Reports on Form 8-K - None.

 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HATHAWAY CORP.


By: /s/ Kelli Emery .
Kelli Emery, Pres.
Date:  September 27, 2000