Form 10QSB
period 2000-09-30
HATHAWAY CORP/
filed 2000-11-08
CIK 1093288

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

        For the Quarterly Period Ended September 30, 2000

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


    Class                 Outstanding as of November 2, 2000
  Common Stock                       13,545,000

                 PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

                       THE HATHAWAY CORP.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE


        Unaudited Condensed Balance Sheets,
          September 30, 2000 and December 31, 1999         2


        Unaudited Condensed Statements of Operations,
          for the three and nine months ended
          September 30, 2000 and 1999 and from
          inception on July 9, 1998 through
          September 30, 2000                               3

        Unaudited Condensed Statements of Cash Flows,
          for the nine months ended September 30,
          2000 and 1999 and from inception on July 9,
          1998 through September 30, 2000                  4


        Notes to Unaudited Condensed Financial
          Statements                                   5 - 8

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

                           [Unaudited]



                             ASSETS


                                        September 30, December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash held by shareholder               $         -  $     6,946
                                         ___________  ___________
            Total Current  Assets        $         -  $     6,946
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $       950  $       807
                                         ___________  ___________
        Total Current Liabilities                950          807
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
     1,000,000 shares authorized,
     no shares issued and outstanding              -            -
  Common stock, $.001 par value,
    100,000,000 shares authorized,
    13,545,000 shares issued and
    outstanding                               13,545        3,045
  Capital in excess of par value              11,290       11,290
  Deficit accumulated during the
    development stage                        (25,785)      (8,196)
                                         ___________  ___________
        Total Stockholders' Equity
           (Deficit)                            (950)       6,139
                                         ___________  ___________
                                         $         -  $     6,946
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

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS
                           [Unaudited]


                    For the Three    For the Nine       From Inception
                    Months Ended     Months Ended          on July 9,
                    September 30,    September 30,       1998 through
                 ______________________________________  September 30,
                  2000       1999     2000       1999        2000
                _________ _________ _________ _________ ______________
REVENUE, net    $       - $       - $       - $       - $            -
                _________ _________ _________ _________ ______________
EXPENSES:
 General and
 administrative    11,450         -    11,450         -         11,450
                _________ _________ _________ _________ ______________
LOSS FROM
 CONTINUING
 OPERATIONS
 BEFORE
 INCOME TAXES    (11,450)        -    (11,450)        -        (11,450)

CURRENT TAX
 EXPENSE               -          -         -         -              -
DEFERRED TAX
 EXPENSE               -          -         -         -              -
                _________ _________ _________ _________ ______________
LOSS FROM
 CONTINUING
 OPERATIONS       (11,450)        -   (11,450)        -        (11,450)
                _________ _________ _________ _________ ______________
DISCONTINUED
 OPERATIONS:
  Loss from
   discontinued
   operations
  (net of $0
   income taxes)   (1,582)   (5,499)   (6,139)   (6,699)       (13,335)

  Loss on disposal
   of discontinued
   operations
  (net of $0
  income taxes)         -         -         -         -              -
                _________ _________ _________ _________ ______________
LOSS FROM DISCONITINUED
  OPERATIONS       (1,582)   (5,499)   (6,139)   (6,699)       (13,335)
                _________ _________ _________ _________ ______________
CUMULATIVE EFFECT
  OF CHANGE IN
  ACCOUNTING
  PRINCIPLE             -         -         -    (1,000)        (1,000)
                _________ _________ _________ _________ ______________

NET LOSS        $ (13,032)$  (5,449)$ (17,589)$  (7,699)$      (25,785)
                _________ _________ _________ _________ ______________
LOSS PER COMMON
 SHARE:
  Continuing
   operations   $    (.00)$       - $    (.00) $      - $         (.00)
  Discontinued
   operations        (.00)     (.00)     (.00)     (.00)          (.00)
  Cumulative
   effect of
   change in
   accounting
   principle            -         -         -      (.00)          (.00)
                _________ _________ _________ _________ ______________
  Net Loss Per
  Common Share  $    (.00)$    (.00)$    (.00)$    (.00)$         (.00)
                _________ _________ _________ _________ ______________



 The accompanying notes are an integral part of these unaudited financial statements.

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

                           [Unaudited]


                                      For the Nine     From Inception
                                      Months Ended      on July 9,
                                     September 30,    1998 Through
                                  ___________________  September 30,
                                      2000    1999        2000
                                  _________ _________  ____________
Cash Flows From Operating Activities:
  Net loss                        $ (17,589)$  (7,699) $    (25,785)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
    Non cash expense                 10,500         -        10,500
    Effect of change in
     accounting principle                 -     1,000         1,000
    Change in assets and
     liabilities:
      Increase in accounts
       payable                          143         -           950
                                  _________ _________  ____________
        Net Cash (Used) by Operating
         Activities                  (6,946)   (6,699)      (13,335)
                                  _________ _________  ____________
Cash Flows From Investing
  Activities                              -         -             -
                                  _________ _________  ____________
        Net Cash (Used) by
         Investing Activities             -         -             -
                                  _________ _________  ____________
Cash Flows From Financing
 Activities:
  Proceeds from common stock
   issuance                               -    15,000        15,000
  Payment of stock offering costs         -    (1,665)       (1,665)
                                  _________ _________  ____________
        Net Cash Provided by
         Financing Activities             -    13,335        13,335
                                  _________ _________  ____________
Net Increase (Decrease) in Cash      (6,946)    6,636             -

Cash at Beginning of Period          (6,946)        -             -
                                  _________ _________  ____________
Cash at End of Period             $       - $   6,636  $          -
                                  _________ _________  ____________

Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during the periods for:
    Interest                      $       - $       -  $          -
    Income taxes                  $       - $       -  $          -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the nine months ended September 30, 2000:
      The Company issued 10,500,000 shares of common stock for $10,500 in services rendered in lieu of cash.

  For the nine months ended September 30, 1999:
     None











 The accompanying notes are an integral part of these unaudited financial statements.

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Hathaway Corp. (the Company) was organized under the laws of the State of Nevada on July 9, 1998, and intended to develop and operate a handyman business. The services were to include home repair, light construction, carpentry, furniture moving, picture and mirror hanging, yard work, and other related services. However, during July 2000 the Company discontinued its planned operations and sought a merger or acquisition with an existing business. During July the existing shareholders transferred control of the Company with the issuing 10,500,000 shares of the Company's common stock for $10,500. The Company plans to provide thoroughbred consultant or bloodstock agent services. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards
  (SFAS) No. 7.

  Organization Costs - The Company has expensed its organization costs, which reflect amounts expended to organize the Company, in accordance with the Financial Accounting Standards Board's Statement of Position 98-5.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards
  (SFAS) No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for income taxes.

  Advertising Costs - The Company expenses its advertising costs as incurred.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". [See
  Note 5]

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

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for  Derivative Instruments and Hedging Activities - deferral  of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.)," SFAS No. 138 "Accounting for Certain
  Derivative  Instruments  and   Certain Hedging  Activities - and
  Amendment of SFAS No. 133", SFAS No. 139, "Rescission of SFAS No. 53 and Amendment to SFATS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and
  Extinguishment of Liabilities", were recently issued,   SFAS  No.
  136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

  Common Stock - During July 2000, the Company's Board of Directors approved a three for one forward stock split, which has been reflected in the accompanying financial statements. The Company also approved the issuance of 10,500,000 shares of common stock for services rendered by Kelli Emery effectively changing control of the Company.

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

  On   August  15  2000,  the  Company  amended  its  Articles   of
  Incorporation  increasing  the  authorized  common  shares   from
  25,000,000 to 100,000,000 with a par value of $.001 par value.

NOTE 3 - RELATED PARTY TRANSACTIONS

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

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4- INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2000 the Company has available unused operating loss carryforwards of approximately $10,300, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $3,500 as of September 30, 2000, with an offsetting valuation allowance at the end of the period of the same amount resulting in a change in the valuation allowance of approximately $1,500 for the six months ended September 30, 2000.

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods:

                    For the Three    For the Nine       From Inception
                    Months Ended     Months Ended          on July 9,
                    September 30,    September 30,       1998 through
                 ______________________________________  September 30,
                   2000       1999      2000      1999        2000
                __________ __________ _________ _________ ______________
   Loss from
    continuing
    operations
    available to
    common
    shareholders
    (numerator) $  (11,450)$        - $ (11,450)$       - $      (11,450)
                __________ __________ _________ _________ ______________
   Loss from
    discontinued
    operations
    (numerator) $   (1,582)$   (5,499)$  (6,139)$  (6,699)$      (13,335)
                __________ __________ _________ _________ ______________
   Cumulative
    effect of
    change in
    accounting
    principle
   (numerator)  $        - $        - $       - $  (1,000)$       (1,000)
                __________ __________ _________ _________ ______________
   Weighted
    average number
    Of common
    shares
    outstanding
    used in loss
    per share
    for the
    period
   (denominator)  9,803,043 1,010,109 3,965,730 1,003,407      1,007,887
                __________ __________ _________ _________ ______________

                       THE HATHAWAY CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE [CONTINUED]

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

  During 1999, the Company adopted Statement of Position 98-5 and accordingly expensed its organization costs of $1,000.
  This has been reflected as a cumulative effect of change in accounting principle.

NOTE 6 - GOING CONCERN

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

NOTE 7 - DISCONTINUED OPERATIONS

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

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the periods ended September 30, 2000 and 1999 and from inception on July 9, 1998 through September 30, 2000 if the Company had not discontinued it's previous operations:

                                      For the Nine     From Inception
                                      Months Ended      on July 9,
                                      September 30,    1998 Through
                                  ___________________  September 30,
                                      2000    1999        2000
                                  _________ _________  ____________
NET REVENUE                       $       - $       -  $        310
OTHER OPERATION EXPENSES            (17,589)   (6,699)      (25,095)
OTHER INCOME (EXPENSE)                    -         -             -
PROVISION FOR INCOME TAXES                -         -             -
CHANGE IN ACCOUNTING PRINCIPLE            -    (1,000)       (1,000)
                                  _________ _________  ____________
NET LOSS                          $ (17,589)$  (7,699) $    (25,785)
                                  _________ _________  ____________
LOSS PER COMMON SHARE:            $    (.00)$    (.00) $       (.00)
                                  _________ _________  ____________

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

      The Hathaway Corp. (herein, the "Issuer", the "Registrant" or the "Company") conducted an offering of its securities pursuant to Regulation D, Rule 504 during July 1999. The Issuer's initial business plan involved performing services for households and businesses in the handyman area, including the moving of furniture, interior and exterior painting, construction of bookcases, etc. After numerous advertisements to secure new business proved unsuccessful the Board met and re-examined its options and decided that the Company must either pursue another business or a merger or acquisition with another on going business; In July 2000, pursuant to a meeting of the Board, the Company issued 10,500,000 shares of the Company's common stock to Kelli Emery, for services rendered valued at $10,500, giving her control of the Company, appointed her the President and Director and resigned as Officers and Directors of the Company. At this point, the newly appointed Officer and Director continued development of the Company's new Business Plan.

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

    The Company is ideally placed to assist clients in their continual quest to find the right horse, whether at public auction or privately. The Company will buy, sell, ship and manage its clients' bloodstock interests, be they foals, yearlings, horses in training, stallions or broodmares.

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

     None.

Item 4.  Submission of Matters to Vote of Security holders.

     None.

Item 5.  Other Information.

The Company is filing this report to inform shareholders of the change in control that has occurred.

Change in Control of Registrant.

      On July 31, 2000, pursuant to a meeting of the Board of Directors the Company authorized a Three (3) for One (1) forward split of its common stock so that the current issued and outstanding shares are increased from 1,015,000 shares to 3,045,000 shares, the Board also authorized the issuance of Ten Million Five Hundred Thousand post split shares of the Company's treasury stock to Kelli Emery ("Emery") for services rendered, therefore transferring control of the Company to Kelli Emery and resulting in Emery's ownership of 77.5% of the issued and outstanding shares of the Company. The Company also accepted the resignations of Dzidedi Ofori ("Ofori") as the President, Director and Robert Capezzano ("Capezzano"), as the Secretary-Treasurer, Director and appointed Kelli Emery as the Company's sole Officer and Director.

Security Ownership of Management

Name            Title                Class      No. of Shares   Percent
Kelli  Emery   President, Director   Common      10,500,000       77.5


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

THE HATHAWAY CORP.


By: /s/ Kelli Emery .
Kelli Emery, Pres.
Date:  November 2, 2000