Form 10KSB
period 2000-12-31
HATHAWAY CORP/
filed 2001-04-13
CIK 1093288

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                      Commission File Number 0-27283

                            THE HATHAWAY CORP.
         (Exact name of Issuer as stated in its corporate charter)

              Nevada                               11-3499197
     (State of Incorporation)              (IRS Taxpayer I.D. Number)

                     Route 1 Box 400 Idabel, OK 74745
                 (Address of principal executive offices)

Issuer's Telephone Number:   (580) 245-1003

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Shares of common stock, par value $.001; not yet registered on any exchange.

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety days: Yes:  x   No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form: x

State Issuer's revenues for its most recent fiscal year:    $0

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $ 15,000 as of April 2, 2001. (NOTE: Since no trading activity has occurred in the common stock, the market value was computed as the price at which the common stock was sold.)

The number of shares of Common Stock, $0.001 par value, issued and outstanding on December 31, 2000, was 13,545,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

                             Table of Contents

                            THE HATHAWAY CORP.
                                  10-KSB

                    PART I............................1
                    Item 1............................1
                    Item 2............................2
                    Item 3............................2
                    Item 4............................2
                   Part II............................3
                    Item 5............................3
                    Item 6............................3
                    Item 7............................4
                    Item 8...........................14
                   Part III..........................14
                    Item 9...........................14
                   Item 10...........................14
                   Item 11...........................14
                   Item 12...........................15
                   Item 13...........................16

                                  PART I

Item 1.     Business.

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

Plan of Operation

       The  Company  plans  to  assemble  an  experienced  team  that   has
demonstrated the ability to customize its thoroughbred consultant or bloodstock agent services to a client's needs and serve customers cost effectively. The Company plans to develop and refined the processes and procedures to provide thoroughbred consultant or bloodstock agent services. The president's background will aid the company in accomplishing this new business plan.

      The Company's has no current need for it's own offices but does use the address of its president as a mailing address, as needed, at no charge to the Company. The Company is currently seeking to start its operations by moving its base of operations to Kentucky, which is considered the heart of the thoroughbred industry. The location of the headquarters will allow the Company the opportunity to be a major part of the industry. The Company will also closely monitor additional markets that can be cost effectively and successfully entered. Adding staff and additional geographic markets can increase revenues and opportunities. The Company's growth plan involves leveraging current management, organization and infrastructure assets to build a large client base. In addition to the customer base providing substantial sales margins, the opportunity exists to cross-sell additional products and services related to thoroughbreds in the future at low cost.

      The Company will be ideally placed to assist clients in their continual quest to find the right horse, whether at public auction or privately. The Company will buy, sell, ship and manage its clients' bloodstock interests, be they foals, yearlings, horses in training, stallions or broodmares.

      Buying, selling, breeding, training and racing horses are all very different yet integrated functions of the overall thoroughbred industry. There is more to a good thoroughbred consultant or bloodstock agent, than being an intermediary during a transaction. The Company, as would be expected of true bloodstock professionals, will perform many functions for our clients, ranging from assisting clients with identifying the right racehorses that fit their individual needs, advising clients on what actions to take to fulfill their particular thoroughbred related ambitions, helping clients with the various training functions, answering clients' questions on specifics such as the characteristics of certain horses, their history and pedigree, and much more. The Company will have a no-nonsense and straightforward approach to servicing its clients, and it encompasses assisting clients through all steps of racehorse ownership, breeding and management.

Forward-Looking Statements

     When used in this Form 10-KSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify" forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Item 2.     Properties.

              The Company owns no properties and uses as its address the office of its President as needed without charge. The Company will rent or lease space as needed.

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

                    (b) As of December 31, 2001, the Company had 19 holders of its common stock, including three individuals who hold restricted shares.

                     (c) No dividends have been declared and none are anticipated in the near future.


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

      Without NASD approval and access to the capital markets, we will be unable to complete our current expansion plans.

      The Company has no material commitments for capital expenditures. If cash flow permits, however, the Company plans to enhance its system capabilities to more efficiently and effectively provide its services.

           The Company believes that it will need additional financing to meet is operating cash requirements for the current level of operations during the next twelve months, and will require additional capital in order to complete its planned expansion.

           The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2001 through public or private sales of securities. If the Company is unable to fund its cash flow needs the Company may have to reduce or postpone planned expansion, or possibly scale back operations. The Company does not have any lines of Credit.

Item 7.      Financial Statements and Supplementary Data.



                            THE HATHAWAY CORP.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      5


        -  Balance Sheet, December 31, 2000                  6


        -  Statements of Operations, for the years ended
            December 31, 2000 and 1999 and from inception
            on July 9, 1998 through December 31, 2000        7


        -  Statement of Stockholders' Equity (Deficit), from
            inception on July 9, 1998 through
            December 31, 2000                                8


        -  Statements of Cash Flows, for the years ended
            December 31, 2000 and 1999 and from inception
            on July 9, 1998 through December 31, 2000        9


        -  Notes to Financial Statements               10 - 13

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
THE HATHAWAY CORP.
Idabel, Oklahoma 74745

We have audited the accompanying balance sheet of The Hathaway Corp. [a development stage company] at December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception on July 9, 1998 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of The Hathaway Corp. for the period from inception on July 9, 1998 through December 31, 1998 were audited by other auditors whose report, dated August 26, 1999 expressed an unqualified opinion on these
financial  statements.   The  financial  statements  for  the  period  from
inception on July 9, 1998 through December 31, 1998 reflect a net income of $0 of the total net loss from inception of $26,735. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of The Hathaway Corp. as of December 31, 2000, and the results of its operations and its cash flows for the years
ended December 31,  2000  and  1999  and   for the  period  from inception
through  December  31,  2000, in  conformity  with   generally   accepted
accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




/S/PRITCHETT, SILER & HARDY, P.C.
PRITCHETT, SILER & HARDY, P.C.
March 17, 2001
Salt Lake City, Utah

                            THE HATHAWAY CORP.
                       [A Development Stage Company]

                               BALANCE SHEET

                                  ASSETS



                                                 December 31,
                                                     2000
                                                 ___________
CURRENT ASSETS:
  Cash                                            $        -
                                                 ___________
        Total Current Assets                      $        -
                                                 ___________



              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                $    1,900
                                                 ___________
        Total Current Liabilities                      1,900
                                                 ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                        -
  Common stock,  $.001 par value
   100,000,000 shares authorized
   13,545,000 shares issued and
   outstanding                                        13,545
  Capital in excess of par value                      11,290
  Deficit accumulated during the
    development stage                                (26,735)
                                                 ___________
        Total Stockholders' Equity (Deficit)          (1,900)
                                                 ___________
                                                  $        -
                                                 ___________

















 The accompanying notes are an integral part of this financial statement.

                            THE HATHAWAY CORP.
                       [A Development Stage Company]


                         STATEMENTS OF OPERATIONS

                                         For the       From Inception
                                       Years Ended       on July 9.
                                       December 31,    1998 Through
                                  ____________________ December 31,
                                     2000       1999       2000
                                  ___________ _________ _________
REVENUE, net                      $        -  $       - $       -
                                  ___________ _________ _________

EXPENSES:
  General and administrative           12,400         -    12,400
                                  ___________ _________ _________
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                 (12,400)        -   (12,400)

CURRENT TAX EXPENSE                        -          -         -

DEFERRED TAX EXPENSE                       -          -         -
                                  ___________ _________ _________
LOSS FROM CONTINUING
  OPERATIONS                          (12,400)        -   (12,400)
                                  ___________ _________ _________
DISCONTINUED OPERATIONS:
  Loss from discontinued operations
    (net of $0 income taxes)           (6,139)   (7,196)  (13,335)
  Loss on disposal of discontinued
    operations (net of $0 income
    taxes)                                  -        -         -
                                  ___________ _________ _________
LOSS FROM DISCONTINUED
  OPERATIONS                           (6,139)   (7,196)  (13,335)
                                  ___________ _________ _________
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                                 -    (1,000)   (1,000)
                                  ___________ _________ _________
NET LOSS                          $   (18,539)$  (8,196)$ (26,735)
                                  ___________ _________ _________
LOSS PER COMMON SHARE:
  Continuing operations           $      (.00)$       - $    (.00)
  Discontinued operations                (.00)     (.00)     (.00)
  Cumulative effect of change in
    accounting principle                    -      (.00)     (.00)
                                  ___________ _________ _________
NET LOSS PER COMMON SHARE         $      (.00)$    (.00)$    (.00)
                                  ___________ _________ _________

The accompanying notes are an integral part of these financial statements.

                            THE HATHAWAY CORP.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON JULY 9, 1998

                         THROUGH DECEMBER 31, 2000


                                                            Deficit
                                                          Accumulated
                                Common Stock   Capital in  During the
                         _____________________ Excess of  Development
                          Shares     Amount    Par Value     Stage
                         _________ ___________ __________  _________
BALANCE, July 9, 1998            -  $        - $        -  $       -

Issuance of 3,000,000
  shares, July 9, 1998 at
  $.00033 per share in
  exchange for expenses of
  $1,000 paid by
  shareholder            3,000,000       3,000     (2,000)         -

Net loss for the period
  ended December 31, 1998        -           -         -           -
                         _________ ___________ __________  _________
BALANCE, December 31,
  1998                   3,000,000       3,000     (2,000)         -

Issuance of 45,000 shares
  for cash, at $.33 per
  share, July 2000, net of
  stock offering costs of
  $1,665                    45,000          45     13,290          -

Net loss for the year ended
  December 31, 1999              -            -         -     (8,196)
                         _________ ___________ __________  _________
BALANCE, December 31,
  1999                   3,045,000       3,045     11,290     (8,196)

Issuance of shares for
  services rendered  at
  $.001 per share,
  July 2000             10,500,000      10,500          -          -

Net loss for the year
  ended December 31,
  2000                           -           -          -    (18,539)
                         _________ ___________ __________  _________
BALANCE, December 31,
  2000                  13,545,000 $    13,545 $   11,290  $ (26,735)
                         _________ ___________ __________  _________









 The accompanying notes are an integral part of this financial statement.

                            THE HATHAWAY CORP.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                            For the      From Inception
                                         Years Ended       on July 9,
                                          December 31,    1998 Through
                                   _____________________  December 31,
                                     2000        1999         2000
                                   ___________ _________  ___________

Cash Flows From Operating Activities:
  Net loss                         $   (18,539)$  (8,196) $   (26,735)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
    Noncash expense                     10,500         -       10,500
    Effect of change in accounting
     principle                               -     1,000        1,000
    Changes in assets and liabilities:
      Increase in accounts payable       1,093       807        1,900
                                   ___________ _________  ___________
        Net Cash (Used) by Operating
          Activities                    (6,946)   (6,389)     (13,335)
                                   ___________ _________  ___________
Cash Flows From Investing Activities:        -         -            -

        Net Cash (Used) by Investing
         Activities                          -         -            -
                                   ___________ _________  ___________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance        -    15,000       15,000
  Payment of stock offering costs            -    (1,665)      (1,665)
                                   ___________ _________  ___________
        Net Cash Provided by
         Financing Activities                -    13,335       13,335
                                   ___________ _________  ___________
Net Increase (Decrease) in Cash         (6,946)    6,946            -

Cash at Beginning of Period             (6,946)        -            -
                                   ___________ _________  ___________
Cash at End of Period              $         - $   6,946  $         -
                                   ___________ _________  ___________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                       $         - $       -  $         -
    Income taxes                   $         - $       -  $         -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Year Ended December 31, 2000
     The Company issued 10,500,000 shares of common stock for $10,500 in services rendered in lieu of cash.

  For the Period Ended December 31, 1999
     The Company expensed its organizational costs of $1,000 in accordance with Statement of Position 98-5.





The accompanying notes are an integral part of these financial statements.

                            THE HATHAWAY CORP.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Hathaway Corp. (the Company) was organized under the laws of the State of Nevada on July 9,1998. It intended to develop and operate a handyman business. The services were to include home repair, light construction, carpentry, furniture moving, picture and mirror hanging, yard work, and other related services. However, during July 2000 the Company discontinued its planned operations and merged with an existing business. During July the former shareholders approved and effected a 3 for 1 forward stock split, amended the Company's Articles of Incorporation increasing the authorized common shares from 25,000,000 to 100,000,000 with a par value of $.001 par value and transferred control of the Company through the issuing of 10,500,000 shares of the Company's common stock for $10,500 in services rendered. The Company plans to provide thoroughbred consultant or bloodstock agent services. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7.

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

                            THE HATHAWAY CORP.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others" SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for
  Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAFS No. 63, 89 and 21", SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were
  recently  issued,   SFAS No. 136, 137, 138, 139 and  140  have  no  current
  applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - The financial statement have been restated for all periods present to reflect a 3 for 1 forward stock split approved by the Company during July 2000.

NOTE 2 - DISCONTINUED OPERATIONS

  During July 2000, The Company's management decided to abandon the Company's original business plan of developing and operating a handyman business, services to include home repair, light construction, carpentry, furniture moving, picture and mirror hanging, yard work, and other related services, and is currently seeking new business opportunities or a merger or acquisition with an existing business.

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the years ended December 31, 2000 and 1999 and from inception on July 9, 1998 through December 31, 2000 if the Company had not discontinued its previous operations:

                                           For the      From Inception
                                         Years Ended       on July 9,
                                        December 31,    1998 Through
                                   _____________________  December 31,
                                      2000       1999         2000
                                   ___________ _________  ___________
      NET REVENUE                  $         - $       -  $       310
      OTHER OPERATION EXPENSES         (18,539)   (7,196)     (26,045)
      OTHER INCOME (EXPENSE)                 -         -            -
      PROVISION FOR INCOME TAXES             -         -            -
      CHANGE IN ACCOUNTING PRINCIPLE         -     (1,000)     (1,000)
                                   ___________ _________  ___________
      NET LOSS                     $   (18,539)$   (8,196)$   (26,735)
                                   ___________ _________  ___________
      LOSS PER COMMON SHARE:       $      (.00)$     (.00)$      (.00)
                                   ___________ _________  ___________

NOTE 3 - CAPITAL STOCK

  Common Stock - During July 2000, the Company's Board of Directors approved a three for one Forward split, which has been reflected in the accompanying financial statements. The Company also approved the issuance of 10,500,000 shares of common stock for services rendered by Kelli Emery effectively changing control of the Company.

                            THE HATHAWAY CORP.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS


NOTE 3 - CAPITAL STOCK [Continued]

  On July 9, 1998, the Company issued 3,000,000 shares of its previously authorized, but unissued common stock to its attorney for providing services valued at $1,000 related to organizing the Company.

  In   July  1999,  the  Company  issued  45,000  shares  of  its  previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $15,000 (or $.33 per share). Offering costs in the amount of $1,665 have been charged to additional paid in capital.

  Stock Split - During July 2000, the Company approved a 3 for 1 forward stock split. The financial statements have been restated for all periods present to reflect stock split.

  On August 15, 2000, the Company amended its Articles of Incorporation increasing the authorized common shares from 25,000,000 to 100,000,000 with a par value of $.001 par value.

NOTE 5- INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2000, the Company has available unused operating loss carryforwards of approximately $25,000, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,500 and $2,500 as of December 31, 2000 and 1999, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $6,000 for the year ended December 31, 2000.

                            THE HATHAWAY CORP.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended December 31, 2000 and 1999:

                                           For the      From Inception
                                         Years Ended       on July 9,
                                        December 31,    1998 Through
                                   _____________________  December 31,
                                      2000       1999         2000
                                   ___________ _________  ___________
   Loss from continuing operations
   available to common shareholders
   (numerator)                     $   (12,400)$       -  $   (12,400)
                                   ___________ _________  ___________
   Loss from discontinued operations
   (numerator)                     $    (6,139)$  (7,196) $   (13,335)
                                   ___________ _________  ___________

   Cumulative effect of change in
   accounting  principle
   (numerator)                     $         - $  (1,000) $    (1,000)
                                   ___________ _________  ___________
   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator)                     7,893,361 3,018,987    4,984,437
                                   ___________ _________  ___________

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

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                 There have been no disagreements with accountants on any accounting or financial disclosure matter.


                                 PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                  The Company has one director, who is also its officer and
sole promoter. Kelli Emery has served in these positions since August 2000, and is expected to continue to serve until the next annual meeting of shareholders and until her successor has been elected and has been qualified.


Item 10.      Executive Compensation.

               (a) During the year the Company issued 10,500,000 shares of common stock to Kelli Emery for services rendered valued at $10,500.

                   (b) The Company has no employment agreement with its officer, who is expected to continue to devote a portion of her time to the Company's affairs.


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

Kelli Emery is in the business of racing, breeding, buying and selling of Thoroughbred racing horses. She has been in this industry for the last three years. Ms. Emery deals only with the most high bloodline horses such as: Native Dancer, Secretariat, Unbridled, Lost Code, and Risen Dancer etc. She currently has ownership in 38 Thoroughbreds. Her racehorses are currently ready to be run at tracks such as Churchill Downs, Turfway and Ellis Park to name a few.


Item 12.     Certain Relationships and Related Transactions.

     On July 31, 2000, pursuant to a meeting of the Board of Directors, the Company authorized a Three (3) for One (1) forward split of its common stock; the Board also authorized the issuance of Ten Million Five Hundred Thousand (10,500,000) post split shares of the Company's common stock to its new President and Director, for services provided, therefore increasing the issued and outstanding shares from One Million Fifteen Thousand
(1,015,000) shares to Thirteen Million Five Hundred Forty Five Thousand (13,545,000) shares, therefore transferring control of the Company to Kelli Emery and resulting in Emery's ownership of 77.5% of the issued and outstanding shares of the Company. The Company also accepted the resignations of Dzidedi Ofori ("Ofori") as the President, Director and Robert Capezzano ("Capezzano"), as the Secretary-Treasurer, Director and appointed Kelli Emery as the Company's sole Officer and Director.


Item 13.     Exhibits, Lists and Reports on Form 8-K.

                    (a) No Exhibits are filed herewith

                    (b) Reports on Form 8-K.

                         None filed during the period covered by the Annual
Report.


15
<PAGE



SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Hathaway Corp.


By: /s/       Kelli Emery     .
Kelli Emery, Pres. & Director
Dated:  Idabel, OK
            April 12, 2001


          In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/       Kelli Emery     .
Kelli Emery, Pres. & Director
Dated:  Idabel, OK
            April 12, 2001



SUPPLEMENTAL INFORMATION: A proxy statement is not being furnished at this time, nor has Registrant furnished its shareholders with annual reports. Copies of an annual report for the period covered by this Report, if distributed subsequent to the filing date hereof; will be furnished to the Commission when available.