Form 10QSB
period 2001-03-31
HATHAWAY CORP/
filed 2001-05-15
CIK 1093288

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31,2001

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


          Class                 Outstanding as of March 31, 2001
       Common Stock                       13,545,000

                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.




                            THE HATHAWAY CORP.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


 -- Unaudited Condensed Balance Sheets,
      March 31, 2001 and December 31, 2000                   3


 -- Unaudited Condensed Statements of Operations,
      for the three months ended March 31, 2001
      and 2000 and from inception on July 9, 1998 through
      March 31, 2001                                         4

 -- Unaudited Condensed Statements of Cash Flows,
      for the three months ended March 31, 2001 and
      2000 and from inception on July 9, 1998 through
      March 31, 2001                                         5


 -- Notes to Unaudited Condensed Financial Statements    6 - 9

                            THE HATHAWAY CORP.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS




                                  ASSETS


                                          March 31,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                     $      -    $        -
                                         ___________  ___________

    Total  Current Assets                  $      -    $        -
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                         $  3,600    $    1,900
                                         ___________  ___________
        Total Current Liabilities             3,600         1,900
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   13,545,000 shares issued and
   outstanding                               13,545        13,545
  Capital in excess of par value             11,290        11,290
  Deficit accumulated during the
    development stage                      (28,435)      (26,735)
                                         ___________  ___________
        Total Stockholders' Equity          (3,600)       (1,900)
                                         ___________  ___________
                                          $      -    $        -
                                         ___________  ___________



Note: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited financial statements.

                            THE HATHAWAY CORP.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                         From
                                  For the Three      Inception on
                                   Months Ended     July 9, 1998,
                                    March 31,          Through
                            _______________________   March 31,
                                 2001       2000         2001
                             ___________ __________   ___________
REVENUE, net                  $        -  $       -    $        -
                             ___________ __________   ___________

EXPENSES:
  General and administrative       1,700          -        14,100
                             ___________ __________   ___________
LOSS FROM CONTINUING
  OPERATIONS BEFORE
  INCOME TAXES                   (1,700)          -      (14,100)

CURRENT TAX EXPENSE                    -          -             -

DEFERRED TAX EXPENSE                   -          -             -
                             ___________ __________   ___________

LOSS FROM CONTINUING
  OPERATIONS                     (1,700)          -      (14,100)
                             ___________ __________   ___________
DISCONTINUED OPERATIONS:
  Loss from discontinued
    operations (net of $0
    income taxes)                      -    (2,006)      (13,335)

  Loss on disposal of
    discontinued operations
    (net of $0 income taxes)           -          -             -
                             ___________ __________   ___________
LOSS FROM DISCONTINUED
  OPERATOINS                           -    (2,006)      (13,335)
                             ___________ __________   ___________
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                            -          -       (1,000)
                              __________ __________   ___________

NET LOSS                       $ (1,700)  $ (2,006)   $  (28,435)
                              __________ __________   ___________

LOSS PER COMMON SHARE:
  Continuing operations        $   (.00)  $       -   $     (.00)
  Discontinued operations              -      (.00)         (.00)
  Cumulative effect of change
     in accounting principle           -          -         (.00)
                              __________ __________   ___________
  Net Loss Per Common
    Share                      $   (.00)  $   (.00)   $     (.00)
                              __________ __________   ___________

 The accompanying notes are an integral part of these unaudited financial statements.

                            THE HATHAWAY CORP.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                     For the Three    From Inception
                                      Months Ended      on July 9,
                                       March 31,       1998 Through
                                  ___________________    March 31,
                                      2001     2000        2001
                                  __________ ________ ____________
Cash Flows From Operating
    Activities:
  Net loss                          $(1,700) $(2,006) $ (28,435)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
    Noncash expense                        -        -     10,500
    Effect of change in
      accounting principle                 -        -      1,000
    Change in assets and
        liabilities:
      (Decrease) in accounts
          payable                      1,700    (807)      3,600
                                  __________ ________ ___________
        Net Cash (Used) by
          Operating Activities             -  (2,813)    (13,335)
                                  __________ ________ ___________
Cash Flows From Investing
    Activities:
                                  __________ ________ ___________
        Net Cash (Used) by
           Investing Activities            -        -           -
                                  __________ ________ ___________
Cash Flows From Financing
    Activities:
  Proceeds from common stock
      issuance                             -        -      15,000
  Payment of stock offering costs          -        -     (1,665)
                                  __________ ________ ___________
        Net Cash Provided by
           Financing Activities            -        -      13,335
                                  __________ ________ ___________
Net Increase (Decrease) in Cash            -  (2,813)           -

Cash at Beginning of Period                -    6,946           -
                                  __________ ________ ___________
Cash at End of Period               $      - $  4,133   $       -
                                  __________ ________ ___________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                        $      - $      -   $       -
    Income taxes                    $      - $      -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2001:
     None.

  For the three months ended March 31, 2000:
     None.

  For the period from inception on July 9, 1998 through March 31, 2001:
     During June 2000, the Company issued 10,500,000 shares of common stock for $10,500 in services rendered in lieu of cash.

     During 1999, the Company expensed its organizational costs of $1,000 in accordance with Statement of Position 98-5.





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

                            THE HATHAWAY CORP.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of
  SFAS  No.  133", SFAS No. 139, "Recission of SFAS No. 53 and  Amendment  to
  SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

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

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the three months ended March 31, 2001 and 2000 and from inception on July 9, 1998 through March 31, 2001 if the Company had not discontinued its previous operations:

                                     For the Three    From Inception
                                       Months Ended      on July 9,
                                        March 31,       1998 through
                                   ____________________   March 31,
                                      2001       2000       2001
                                   __________ _________ ___________
NET REVENUE                          $      - $      -  $     310
OTHER OPERATION EXPENSES              (1,700)   (2,006)  (27,745)
OTHER INCOME (EXPENSE)                      -        -          -
PROVISION FOR INCOME TAXES                  -        -          -
CHANGE IN ACCOUNTING PRINCIPLE              -        -    (1,000)
                                   __________ _________ ___________
NET LOSS                             $(1,700) $ (2,006)  $(28,435)
                                   __________ _________ ___________
LOSS PER COMMON SHARE:               $  (.00) $   (.00)  $   (.00)
                                   __________ _________ ___________

                            THE HATHAWAY CORP.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Stock  Split  -  During July 2000, the Company approved a 3 for  1  forward
  split.   The  financial  statements have  been  restated  for  all  periods presented to reflect the stock split.

  Common  Stock  -  On August 15, 2000, the Company amended its  Articles  of
  Incorporation increasing the authorized common shares from 25,000,000 to 100,000,000 with a par value of $.001 per share.

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

NOTE 4- INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001 the Company has available unused operating loss carryforwards of approximately $28,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $9,500 and $8,500 as of March 31, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $1,000 for the three months ended March 31, 2001.

                          THE HATHAWAY CORP.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods:

                                      For the Three   From Inception
                                       Months Ended     on July 9,
                                        March 31,      1998 Through
                                   ___________________  March 31,
                                      2001      2000      2001
                                   _________ _________ ___________
   Loss from continuing operations
   available to common shareholders
   (numerator)                      $(1,700) $       -  $(14,100)
                                    ________ _________ ___________
   Loss from discontinued operations
     (numerator)                     $     - $ (2,006)  $(13,335)
                                    ________ _________ ___________
   Cumulative effect of change in
   accounting  principle
    (numerator)                      $     - $       -  $ (1,000)
                                    ________ _________ ___________
   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator)                  13,545,000 3,045,000 5,757,982
                                    ________ _________ ___________

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

      Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. Forward-looking statements contained herein relate to, among other things:

- ability or inability to create and improve operations and become profitable on an annualized basis;
-    anticipated financial performance;
- ability to comply with the Company's general working capital requirements;
- ability to generate sufficient cash flow from operations to fund all costs of operations; and
-    all other statements which are not statements of historical fact.

     While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

-    general economic conditions;
- inability to collect in a timely manner a material amount of receivables;
-    material reduction in revenues;
-    increased competitive pressures;
-    management retention and development;
- the requirement to use internally generated funds for purposes not presently anticipated;

- the inability to become profitable or if not profitable, the inability to secure additional liquidity in the form of additional equity or debt;

    The Company undertakes no obligations to update any forward-looking statement, whether as a result of new information, future events or otherwise


Plan of Operation

    The Company is in the process of assembling an experienced team that has demonstrated the ability to customize its thoroughbred consultant or bloodstock agent services to a client's needs and serve customers cost effectively. The Company has developed and refined the processes and procedures to provide thoroughbred consultant or bloodstock agent services.

    The Company's headquarters are located in Idabel, Oklahoma. The location of the headquarters will allow the Company the opportunity to be a major part of the industry. The Company will also closely monitor additional markets that can be cost effectively and successfully entered. The Company is currently seeking to expand and move its base of operations to Kentucky, which is considered the heart of the thoroughbred industry. Adding staff and additional geographic markets can increase revenues and opportunities. The Company's growth plan involves leveraging current management, organization and infrastructure assets to build a large client base. In addition to the customer base providing substantial sales margins, the opportunity exists to cross-sell additional products and services related to thoroughbreds in the future at low cost.

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

     None

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Security holders.

     None.

Item 5.  Other Information.

Security Ownership of Management

 Name                Title           Class     No. of Shares    Percent
------              -------         -------   ---------------  ---------
Kelli Emery    President, Director   Common     10,500,000        77.5

MANAGEMENT

The following is a brief Bio of the officer, director and key employee of the Company as of the date hereof:

 Name               Age        Position
------             -----      ----------
Kelli Emery         35        President and Director

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

THE HATHAWAY CORP.


By: /s/ Kelli Emery .
Kelli Emery, Pres.
Date:  May 14, 2001